Form 10-K
period 2019-12-31
Mercedes-Benz Auto Lease Trust 2018-A
filed 2020-03-27
CIK 1723535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number of Issuing Entity: 333-208533-05
Commission File Number of Depositor: 333-208533

Mercedes-Benz Auto Lease Trust 2018-A

(Exact name of Issuing Entity as specified in its charter) Central Index Key number of the Issuing Entity: 0001723535

Daimler Trust Leasing LLC

(Exact name of Depositor as specified in its charter) Central Index Key number of the Depositor: 0001537805

Mercedes-Benz Financial Services USA LLC

(Exact name of Sponsor as specified in its charter) Central Index Key number of the Sponsor: 0001540252

State of Delaware	38-7197881
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No.)

36455 Corporate Drive, Farmington Hills, Michigan	48331
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

(248) 991-6700

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust, National Association (the “Owner Trustee”), Daimler Trust (the “Titling Trust”), Daimler Title Co. (the “Collateral Agent”), the Issuing Entity, or any other party contemplated by Item 1117 of Regulation AB or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the “Notes”), except to the extent set forth below with respect to the Indenture Trustee.

The Indenture Trustee has provided the information contained in the following three paragraphs for purposes of compliance with Regulation AB:

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018- 0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2019, and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instances of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer identified one material instance of noncompliance with the servicing criteria applicable to the Servicer. In regard to one account, the Servicer failed to send a pre-repo notice within the timeframe required by Servicer policy. The account in question was not part of the assets backing the Notes. In response to the above finding the Servicer has responded that (1) the Servicer follows applicable law in the provision of pre-repo notices, (2) for the account in question, the pre-repo notice was sent four business days late because the Servicer did not document in its portfolio system that approval for repossession had been obtained and (3) the Servicer’s procedures have been revised to clarify the requirements for documenting repossession approvals in the Servicer’s portfolio system.

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

10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

10.2	Second-Tier Sale Agreement, dated as of January 1, 2018, between Daimler Trust Leasing LLC, as seller, and the Issuing Entity, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

10.3	Amended and Restated Servicing Agreement, dated as of March 1, 2009, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

10.4	2018-A Servicing Supplement, dated as of January 1, 2018, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

10.5	Asset Representations Review Agreement, dated as of January 1, 2018, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Form 8 K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a- 14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

99.1	Intercreditor Agreement, dated as of August 1, 2007, among Mercedes-Benz Financial Services USA LLC, Daimler Trust, Daimler Trust Holdings LLC, and the other persons becoming party thereto from time to time pursuant to a Joinder Agreement (included in Exhibit 99.1 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

Exhibit Number	Description

99.2	2018-A Collateral Account Control Agreement, dated as of January 1, 2018, between the Issuing Entity and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

99.3	Titling Trust Account Control Agreement, dated as of January 1, 2018, between Daimler Trust and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

99.4	2018-A Administration Agreement, dated as of January 1, 2018, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as Administrator, and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 99.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

(c)	Not applicable.

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

Dated: March 19, 2020

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

https://www.sec.gov/Archives/edgar/data/1723535/000114036118002619/ex1_1.htm

3.1	Certificate of Formation of Daimler Trust Leasing LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference). https://www.sec.gov/Archives/edgar/data/1537805/000090514812000534/efc12-180_ex31.htm

3.2	Limited Liability Company Agreement of Daimler Trust Leasing LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference). https://www.sec.gov/Archives/edgar/data/1537805/000090514812000534/efc12-180_ex32.htm

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

https://www.sec.gov/Archives/edgar/data/1537805/000090514812000534/efc12-180_ex33.htm

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

https://www.sec.gov/Archives/edgar/data/1537805/000090514812000534/efc12-180_ex34.htm

4.1

Indenture, dated as of January 1, 2018, between the Issuing Entity and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex4_1.htm

4.2

Amended and Restated Trust Agreement, dated as of January 1, 2018, among Daimler Trust Leasing LLC, as Depositor, and Wilmington Trust, National Association, as Owner Trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex4_2.htm

4.3	Amended and Restated Collateral Agency Agreement, dated as of March 1, 2009, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference). https://www.sec.gov/Archives/edgar/data/1537805/000090514812000534/efc12- 180_ex43.htm

4.4	2018-A Exchange Note Supplement, dated as of January 1, 2018, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).
https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex4_4.htm

Exhibit Number	Description

10.1

First-Tier Sale Agreement, dated as of January 1, 2018, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Trust Leasing LLC, as purchaser (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex10_1.htm

10.2

Second-Tier Sale Agreement, dated as of January 1, 2018, between Daimler Trust Leasing LLC, as seller, and the Issuing Entity, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex10_2.htm

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

https://www.sec.gov/Archives/edgar/data/1537805/000090514812000534/efc12-180_ex103.htm

10.4

2018-A Servicing Supplement, dated as of January 1, 2018, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex10_4.htm

10.5

Asset Representations Review Agreement, dated as of January 1, 2018, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Form 8 K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex10_5.htm

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a- 14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

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

https://www.sec.gov/Archives/edgar/data/1537805/000090514812000534/efc12-180_ex991.htm

Exhibit Number	Description
99.2

2018-A Collateral Account Control Agreement, dated as of January 1, 2018, between the Issuing Entity and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex99_2.htm

99.3

Titling Trust Account Control Agreement, dated as of January 1, 2018, between Daimler Trust and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex99_3.htm

99.4

2018-A Administration Agreement, dated as of January 1, 2018, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as Administrator, and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 99.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on January 26, 2018, which is incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/1723535/000114036118003359/ex99_4.htm